Form 10-K/A
period 2003-03-28
WELLS FARGO ASSET SECURITIES CORP MORT PAS THR CERT SE 02 19
filed 2003-07-29
CIK 1200402

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 2


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Central National Bank, as Servicer <F1>
       b) Colonial Savings, F.A., as Servicer <F1>
       c) Countrywide Funding, as Servicer <F1>
       d) CUNA, as Servicer <F1>
       e) Hibernia National Bank, as Servicer <F1>
       f) HSBC Bank, USA, as Servicer <F1>
       g) Homside Lending Inc (TX), as Servicer <F1>
       h) Huntington Mtg Co, as Servicer <F1>
       i) Mid America Bank, FSB, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) U.S. Bank Home Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Central National Bank, as Servicer <F1>
       b) Colonial Savings, F.A., as Servicer <F1>
       c) Countrywide Funding, as Servicer <F1>
       d) CUNA, as Servicer <F1>
       e) Hibernia National Bank, as Servicer <F1>
       f) HSBC Bank, USA, as Servicer <F1>
       g) Homside Lending Inc (TX), as Servicer <F1>
       h) Huntington Mtg Co, as Servicer <F1>
       i) Mid America Bank, FSB, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) U.S. Bank Home Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Central National Bank, as Servicer <F1>
       b) Colonial Savings, F.A., as Servicer <F1>
       c) Countrywide Funding, as Servicer <F1>
       d) CUNA, as Servicer <F1>
       e) Hibernia National Bank, as Servicer <F1>
       f) HSBC Bank, USA, as Servicer <F1>
       g) Homside Lending Inc (TX), as Servicer <F1>
       h) Huntington Mtg Co, as Servicer <F1>
       i) Mid America Bank, FSB, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) U.S. Bank Home Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Central National Bank, as Servicer <F2>
       b) Colonial Savings, F.A., as Servicer <F2>
       c) Countrywide Funding, as Servicer <F2>
       d) CUNA, as Servicer <F2>
       e) Hibernia National Bank, as Servicer <F2>
       f) HSBC Bank, USA, as Servicer <F2>
       g) Homside Lending Inc (TX), as Servicer <F3>
       h) Huntington Mtg Co, as Servicer <F2>
       i) Mid America Bank, FSB, as Servicer <F2>
       j) Sun Trust Mortgage Inc, as Servicer <F2>
       k) U.S. Bank Home Mortgage, as Servicer <F2>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


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





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.



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


  By:   Nancy E. Burgess as Officer

  By: /s/  Nancy E. Burgess

  Dated: July 24, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Central National Bank, as Servicer, Colonial Savings, F.A., as Servicer, Countrywide Funding, as Servicer, CUNA, as Servicer, Hibernia National Bank, as Servicer, HSBC Bank, USA, as Servicer, Huntington Mtg Co, as Servicer, Mid America Bank, FSB, as Servicer, Sun Trust Mortgage Inc, as Servicer, U.S. Bank Home Mortgage, as Servicer.


      Date: 7/24/03


      /s/ Nancy E. Burgess
      Signature


      Officer
      Title







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

  Ex-99.1 (g)


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

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

  Ex-99.1 (h)

ERNST & YOUNG    (logo)

Ernst & Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939
www.ey.com

Report of Independent Accountants

Board of Directors
The Huntington Mortgage Company

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young

March 7, 2003

A Member Practice of Ernst & Young Global



  Ex-99.1 (i)


KPMG (logo)

303 East Wacker Drive
Chicago, IL 60601-5212

Independent Accountants' Report

The Board of Directors
MidAmerica Bank fsb:

We have examined management's assertion included in the accompanying Management Assertion, that MidAmerica Bank, fsb (Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our with examination does not provide a legal determination on the Bank's compliance the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 20, 2003


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

  Ex-99.1 (k)


PRICEWATERHOUSCOOPERS (logo)

PriceWaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Shareholders of U.S. Bank, N.A.:

We have examined management's assertion about U.S. Bank, N.A (including U.S. Bank Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002, included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

/s/ PriceWaterhouseCoopers LLP

March 21, 2003



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

  Ex-99.2 (g)


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

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

  Ex-99.2 (h)


Huntington
Mortgage Company (logo)

Report of Management

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year ended. Based on this evaluation, we assert that during the year ended December 31, 2002, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Thomas J. Finnegan III
Thomas J. Finnegan III
President and Chief Executive Officer

/s/ Irving A. Adler
Irving A. Adler
Senior Vice President


March 7, 2003

  Ex-99.2 (i)


MidAmerica
Bank (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois 60514-1500
(630) 325-7300
www.midamericabank.com


Management Assertion

As of and for the year ended December 31, 2002, MidAmerica Bank, fsb (Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond policy in the amount of $20,000,000 aggregate and errors and omissions policy in the amount of $7,500,000.

March 20, 2003

/s/ Allen Koranda                      /s/ Kenneth Koranda
Allen Koranda                          Kenneth Koranda
Chairman of the Board and              President
Chief Executive Officer


/s/ Jerry Weberling
Jerry Weberling
Executive Vice President and
Chief Financial Officer


Paying a higher rate of attention.


Berwyn Broadview Burbank Chicago Cicero Clarendon Hills Downers Grove LaGrange Park Naperville Norridge Riverside Romeoville St. Charles Tinley Park Westchester Western Springs Wheaton

Equal Housing Lender
FDIC Insured


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

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

  Ex-99.2 (k)


US bank (logo)
Five Star Service Guaranteed

Home Mortgage
1550 East 79th Street, Suite 880
Bloomington, MN 55425

Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 21, 2003

As of and for the year ended December 31, 2002, U.S. Bank, N.A and its subsidiaries (including U.S. Bank Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $200,000,000 and $200,000,000 respectively.

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni
President and Chief Executive Officer
U.S. Bank Home Mortgage

/s/ Richard A. Aneshansel
Richard A. Aneshansel
Chief Financial Officer
U.S. Bank Home Mortgage

/s/ Michael L. Norris
Michael L. Norris
Executive Vice President, Mortgage Servicing
U.S. Bank Home Mortgage

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

  Ex-99.3 (g)



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

Certified By:

/s/
Officer

Vice President
Title

March 5, 2003
Date


  Ex-99.3 (i)


MidAmerica
Bank (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois 60514-1500
(630) 325-7300
www.midamericabank.com

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year.

A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment have been reported to Wells Fargo Bank Minnesota, N.A.;

F) All Custodial Accounts have been reconciled and are properly funded; and

G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/
Officer

First Vice President + Controller
Title

April 1, 2003
Date

Paying a higher rate of attention.


Berwyn Broadview Burbank Burr Ridge Chicago Cicero Clarendon Hills Downers Grove LaGrange Park Naperville Norridge Riverside Romeoville St. Charles Tinley Park Westchester Western Springs Wheaton

Equal Housing Lender
FDIC Insured


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

  Ex-99.3 (k)


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

3-31-03
Date


  Ex-99.3 (l)


Wells Fargo
Home Mortgage    (logo)

One Home Campus
Des Moines, IA 50328-0001


March 31, 2003


Re: 2002 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2002:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insuarance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exits.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/ or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any such duties, responsibilites or obligations, a description of each default or failure and the nature and status has been reported.

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